Form 10-Q
period 2024-09-30
SSHT S&T Group Ltd.
filed 2024-11-14
CIK 1975222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-271831

SSHT S&T GROUP LTD

(Exact name of registrant issuer as specified in its charter)

Nevada	8200	93-0734888
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

46 Reeves Road, Pakuranga, Auckland 2010, New Zealand

(Address of principal executive offices, including zip code)

Issuer’s telephone number: +(61) 405223877

Company email: john@jaz-intl.com

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2024
Common Stock, $0.001 par value	109,903,473

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	1

	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023 (UNAUDITED)	1

	CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)	2

	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)	3

	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)	4

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4.	CONTROLS AND PROCEDURES	13

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	15

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	15

ITEM 4	MINE SAFETY DISCLOSURES	15

ITEM 5	OTHER INFORMATION	15

ITEM 6	EXHIBITS	15

SIGNATURES		16

i

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

SSHT S&T Group Ltd.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023
(UNAUDITED)
(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of September 30,	As of December 31,
	2024	2023
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	8,205	8,218
Accounts receivable, net	-	25,116
Due from related companies (Note 4)	41,724	8,920
Total current assets	49,929	42,254
TOTAL ASSETS	49,929	42,254

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	4,275	25,352
Amounts due to a related party (Note 4)	84,491	130,094
Other current liabilities	33,208	17,526
Total current liabilities	121,974	172,972
TOTAL LIABILITIES	121,974	172,972

Shareholders’ deficit:
Common stock, par value $0.001,1,000,000,000 shares authorized; 109,903,473 and 109,903,473 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively (Note 5)	109,903	109,903
Additional paid-in capital	2,363,962	2,363,962
Accumulated deficit	(2,550,022)	(2,607,732)
Accumulated other comprehensive income (loss)	4,112	3,149
Total shareholders’ deficit	(72,045)	(130,718)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	49,929	42,254

The accompanying notes are an integral part of these financial statements.

SSHT S&T Group Ltd.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(UNAUDITED)
(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
	US$	US$	US$	US$
Net revenues	74,278	42,346	155,957	105,082
Gross profit	74,278	42,346	155,957	105,082

Operating expenses:
General and administrative expenses	(35,467)	(55,570)	(98,152)	(166,810)
Total operating expenses	(35,467)	(55,570)	(98,152)	(166,810)
(Loss) income from operations	38,811	(13,224)	57,805	(61,728)
Interest income (expense), net	11		11
Bank charge	(164)		(164)
Other income (expenses),net	58		58
(Loss) income before income taxes	38,716	(13,224)	57,710	(61,728)
Income tax expenses
Net (loss) income	38,716	(13,224)	57,710	(61,728)
Net (loss) income attributable to ordinary shareholders	38,716	(13,224)	57,710	(61,728)

Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax of nil	549	396	963	1,338

Comprehensive (loss) income attributable to SSHT S&T Group Ltd.	39,265	(12,828)	58,673	(60,390)

Total comprehensive (loss) income attributable to ordinary shares of SSHT S&T Group Ltd.	39,265	(12,828)	58,673	(60,390)

Net loss per ordinary share:
Basic and diluted	0.0004	(0.0001)	0.0005	(0.0006)

Weighted average shares used in calculating net loss per ordinary share:
Basic and diluted	109,903,473	109,903,473	109,903,473	109,903,473

The accompanying notes are an integral part of these financial statements.

SSHT S&T Group Ltd.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(UNAUDITED)
(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

Three and nine months ended September 30, 2023 (Unaudited)

	Ordinary shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income (Loss)	Total shareholders’ equity (deficit)
	Shares	US$	US$	US$	US$	US$
Balance at December 31, 2022	109,903,473	109,903	2,363,962	(2,533,986)	2,317	(57,804)
Net loss		-	-	(22,592)	-	(22,592)
Balance at March 31, 2023	109,903,473	109,903	2,363,962	(2,556,578)	2,317	(80,396)
Net loss		-	-	(25,912)	-	(25,912)
Balance at June 30, 2023	109,903,473	109,903	2,363,962	(2,582,490)	2,317	(106,308)
Net loss		-	-	(13,224)	-	(13,224)
Foreign currency translation adjustments					1,338	1,338
Related Party Loan Waiver			81,823		-	81,823
Balance at September 30, 2023	109,903,473	109,903	2,445,785	(2,595,714)	3,655	(36,371)

Three and nine months ended September 30, 2024 (Unaudited)

	Ordinary shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income (Loss)	Total shareholders’ equity (deficit)
	Shares	US$	US$	US$	US$	US$
Balance at December 31, 2023	109,903,473	109,903	2,363,962	(2,607,732)	3,149	(130,718)
Net loss		-	-	(6,285)	-	(6,285)
Foreign currency translation adjustments					924	924
Related Party Loan Waiver			81,823			81,823
Balance at March 31, 2024	109,903,473	109,903	2,445,785	(2,614,017)	4,073	(54,256)
Net loss		-	-	25,279	-	25,279
Foreign currency translation adjustments					(510)	(510)
Related Party Loan Waiver			(81,823)			(81,823)
Balance at June 30, 2024	109,903,473	109,903	2,363,962	(2,588,738)	3,563	(111,310)
Net income(loss)		-	-	38,716	-	38,716
Foreign currency translation adjustments, net of tax					549	549
Balance at September 30, 2024	109,903,473	109,903	2,363,962	(2,550,022)	4,112	(72,045)

The accompanying notes are an integral part of these financial statements.

SSHT S&T Group Ltd.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(UNAUDITED)
(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the Nine Months Ended September 30
	2024	2023
	US$	US$
Cash flows from operating activities:
Net (Loss) income	57,710	(61,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts receivable	24,775	1,450
Due from related companies	(31,881)	-
Accounts payable	(20,840)	40,304
Amounts due to a related party	(44,959)	-
Salary and welfare payable	12,229	37,516
Accrued expenses and other payables	2,860	-
Net cash provided by operating activities	(106)	(22,762)

Effect of exchange rate changes on cash, cash equivalents	94	1,338

Net increase / (decrease) in cash, cash equivalents	(13)	(21,424)
Cash, cash equivalents at beginning of year	8,218	22,569
Cash, cash equivalents at end of year	8,205	1,145

Supplemental disclosure of cash flow information:
Income taxes paid

Non-cash investing and financing activities:
Common stock issued for services and a reduction in related party debt
Common stock issued to acquire WHL

The accompanying notes are an integral part of these financial statements.

SSHT S&T GROUP LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and basis of accounting.

Business Description

SSHT S&T Group Ltd. (the “Company”) was incorporated on March 7, 1984, under the laws of the State of Oregon as Gold Genie Worldwide, Inc. On June 13,1988 the Company filed an amendment to its Articles of Incorporation and changed its name to Products, Services & Technology Corporation. On June 2, 1997, the Company redomiciled to Utah and changed its name to Wireless Data Solutions, Inc. on June 13, 1997. In August of 2007, the Company redomiciled to Nevada, where its registration remains active and in good standing. In December of 2021, the Company changed its name to SSHT S&T Group Ltd. Zonghan Wu is the sole officer and director as well as majority shareholder of the Company. Zonghan Wu is also the sole officer and director of SSHT International Holdings Ltd.

On December 5, 2022, the Company entered into an agreement with Wahoo Holdings Ltd., a British Virgin Islands corporation (“WHL”), whereunder the Company acquired 100% ownership interest in WHL for the issuance of 10,000,000 shares of the Company’s common stock. WHL through its China based subsidiary, Shanghai Jieshi Management Consulting Co., Ltd. provides business consulting services and using a team of accounting and finance professionals offers its clients capital market research, back-office support, financial accounting, listing support and support for mergers and acquisitions. The transaction closed effective December 08, 2022 and has been treated as a business combination under common control.

Basis of Presentation and Organization

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. While the Company has commenced generating revenues from its principal business purpose during the most recently completed quarter ended September 30, 2024, we remain in the development stage in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 (SFAS No. 7). The Company has elected a fiscal year end of December 31.

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing. The Company will focus on the following activities: (1) improve operational efficiency, and enhance marketing function; (2) seek to raise additional funding through debt or equity financing.

Based on cash flows projection from operating and financing activities and existing balance of cash and cash equivalents, management concludes that the Company has sufficient funds for sustainable operations and it will be able to meet its payment obligations from operations and debt related commitments for the next twelve months from the issuance of the consolidated financial statements.

Based on the above considerations, the accompanying financial statements have been prepared in accordance with U.S. GAAP, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset and amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2 – Summary of significant accounting policies

Principals of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its 100% controlled subsidiaries: Wahoo Holdings Ltd., a British Virgin Islands corporation, and Shanghai Jieshi Management Consulting Co., Ltd. a Chinese corporation. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The Company bases its estimates on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits and floating rate financial instruments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased.

Acquisition

The Company accounts for business combinations in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business generally being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative related costs in the consolidated statements of operations. The Company performs valuations of assets acquired and liabilities assumed and allocates the purchase price to its respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates.

Accounts Receivable, net

Accounts receivable, net represents those receivables derived from the ordinary course of business and are recorded net of allowance that reflects the Company’s best estimate of the amounts that will not be collected. In determining collectability of the accounts receivables, the Company considers factors in assessing the expected credit losses, including historical credit loss experience, credit quality of customers, aging of the receivables, and specific facts and circumstances.

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective method. Expected credit losses are recorded as general and administrative expenses on the consolidated statements of operations. The receivable balances are written off when they are deemed uncollectible. The Company accrued allowance for credit losses of nil and nil for the periods ended December 31, 2023 and September 30, 2024.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606. The core principle of ASC606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to achieve this core principle, which includes: (1) identifying contracts with customers, (2) identifying performance obligations within those contracts, (3) determining the transaction price, (4) allocating the transaction price to the performance obligation in the contract, which may include an estimate of variable consideration, and (5) recognizing revenue when or as each performance obligation is satisfied. The Company’s sales arrangements generally ask customers to pay in advance before any services can be arranged. The company recognizes revenue when each performance obligation is satisfied. Documents and terms and the completion of any customer acceptance requirements, when applicable, are used to verify services rendered. The Company has no returns or sales discounts and allowances because services rendered and accepted by customers are normally not returnable.

Goodwill and Other Long-Lived Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination.

In accordance with guidance within FASB ASC 350 “Intangibles - Goodwill and Other,” goodwill and identifiable intangible assets with indefinite lives are not subject to amortization but must be evaluated for impairment.

We evaluate long-lived assets, including finite-lived intangible assets, for impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or estimates of future discounted cash flows.

For goodwill and indefinite-lived intangible assets, in-process research and development, we review for impairment annually and upon the occurrence of certain events as required by ASC Topic 350, “Intangibles — Goodwill and Other.” Goodwill and indefinite-lived intangible assets are tested at least annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. We review goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we are able to determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we would conclude that goodwill is not impaired. If the carrying amount of a reporting unit is zero or negative, the second step of the impairment test is performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists.

Basic and Diluted Net (Loss) Income Per Share

The Company computes net (loss) income per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net (loss) income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2024 there were no potentially dilutive shares.

Fair Value of Financial Instruments

The Company follows Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures”, as amended by Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157 and related guidance. Those provisions relate to the Company’s financial assets and liabilities carried at fair value and the fair value disclosures related to financial assets and liabilities. ASC 820 defines fair value, expands related disclosure requirements, and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, assuming the transaction occurs in the principal or most advantageous market for that asset or liability.

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value. The three tiers are defined as follows:

●	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

●	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at historical cost. At December 31, 2023 and September 30, 2024, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Foreign Currency

Translation and Remeasurement Items included in the condensed consolidated financial statements of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the ‘functional currency’). The Company’s reporting currency is the U.S. dollar. The functional currency of subsidiary based in China is the RMB. Companies based in the British Virgin Islands operate in US Dollars. All transactions initiated in RMB are translated into U.S. dollars in accordance with Accounting Standards Codification (“ASC”) 830-30, “Translation of Financial Statements,” as follows: monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted average exchange rate for the period. All resulting exchange differences are recognized as other comprehensive income, a separate component of equity.

Income taxes

Current income taxes are provided in accordance with the relevant statutory tax laws and regulations.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured at rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is recorded when it is not more likely than not that all or a portion of the net deferred tax assets will be realized.

Recently issued accounting pronouncements

The Company has reviewed other recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Note 3 – Acquisitions

On December 5, 2022, the Company entered into an agreement with Wahoo Holdings Ltd., a British Virgin Islands corporation (“WHL”), whereunder the Company acquired 100% ownership interest in WHL for the issuance of 10,000,000 shares of the Company’s common stock. WHL through its China based subsidiary, Shanghai Jieshi Management Consulting Co., Ltd. provides business consulting services and using a team of accounting and finance professionals offers its clients capital market research, back-office support, financial accounting, listing support and support for mergers and acquisitions. The transaction closed effective December 8, 2022 and has been treated as a business combination under common control.

The assets acquired were recorded based on their historical cost, and the excess paid over the parent’s basis of the net assets acquired was recorded to equity.

Note 4 – Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

As of September 30, 2024 and December 31, 2023, the amounts due from related parties that pertain to accounts receivable from related party revenues generated was $41,724 and $8,920 respectively.

The Company has an amount due to Mr. Zonghan Wu for $84,491 and $130,094 as of September 30, 2024 and December 31, 2023, respectively.

Note 5 – Equity

On December 8, 2022, the Company issued 10,000,000 shares of common stock with respect to the acquisition of Wahoo Holdings Ltd, (BVI) discussed in Note 3 above.

As of September 30, 2024, the Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share. The total number of shares of Company common stock issued and outstanding as of September 30, 2024, and December 31,2023, was 109,903,473 and 109,903,473 shares, respectively.

Note 6 – Commitments and Contingencies

The Company did not have other significant capital commitments or significant guarantees as of September 30, 2024, and 2023, respectively.

Note 7 – Subsequent Events

Management has evaluated subsequent events through the date of this filing. All subsequent events requiring recognition as of September 30, 2024 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

In addition to historical information, the discussion in this section of this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in “Risk Factors” section of our Form S-1/A dated September 6, 2024.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Company Overview

SSHT S&T Group Ltd. (the “Company”) was incorporated on March 7, 1984, under the laws of the State of Oregon as Gold Genie Worldwide, Inc. On June 13,1988 the Company filed an amendment to its Articles of Incorporation and changed its name to Products, Services & Technology Corporation. On June 2, 1997, the Company redomiciled to Utah and changed its name to Wireless Data Solutions, Inc. on June 13, 1997. In August of 2007, the Company redomiciled to Nevada, where its registration remains active and in good standing. In December of 2021, the Company changed its name to SSHT S&T Group Ltd. Zonghan Wu is the sole officer and director as well as majority shareholder of the Company. Zonghan Wu is also the sole officer and director of SSHT International Holdings Ltd.

On December 5, 2022, the Company entered into an agreement with Wahoo Holdings Ltd., a British Virgin Islands corporation (“WHL”), whereunder the Company acquired 100% ownership interest in WHL for the issuance of 10,000,000 shares of the Company’s common stock. WHL through its China based subsidiary, Shanghai Jieshi Management Consulting Co., Ltd. provides business consulting services and using a team of accounting and finance professionals offers its clients capital market research, back-office support, financial accounting, listing support and support for mergers and acquisitions. The transaction closed effective December 08, 2022 and has been treated as a business combination under common control.

Results of operations

Three months ended September 30, 2024 and 2023

Revenue

Operating revenue for the three months ended September 30, 2024, which resulted primarily from the business advisory services revenue, was $74,278 as compared with the operating revenue of $42,346 for the three months ended September 30, 2023. The increase was primarily a result of the removal of restrictions imposed by Chinese government agencies on business operations in order to control the spread of COVID-19 in 2023.

Operating costs and expenses

General and administrative expenses for the three months ended September 30, 2024, which resulted primarily from costs associated with the business advisory services revenue, was $35,467, as compared to $55,570 for the three months ended September 30, 2023. The decrease in operating expenses is due to less costs associated with Form S1.

Liquidity and Capital Resources

We had $8,205 in cash on hand as of September 30, 2024.

Net cash used in operating activities was $4,162 for the three months ended September 30, 2024, compared to $-11,556 for the three months ended September 30, 2023. The material decrease in cash used in operating activities during the three months ended September 30, 2024 was primarily due to less costs associated with Form S1.

Net cash provided by financing activities was $0 for the three months ended September 30, 2024, compared to $0 for the three months ended September 30, 2023.

Off-Balance Sheet Arrangements

As of September 30, 2024, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $2,550,022 on September 30, 2024, with an accumulated deficit of $2,607,732 at December 31, 2023. The Company had net income attributable to the Company of $38,716 for the three months ended September 30, 2024, and net loss attributable to the Company of $13,224 for the three months ended September 30, 2023. The Company’s ability to continue as a going concern is dependent upon its ability to generate positive cash flow from an operating company, and/or raise capital through equity and debt financing or other means on desirable terms. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to restructure the Company or cease operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Nine months ended September 30, 2024 and 2023

Revenue

Operating revenue for the nine months ended September 30, 2024, which resulted primarily from the business advisory services revenue, was $155,957 as compared with the operating revenue of $105,082 for the nine months ended September 30, 2023. The increase was primarily a result of the removal of restrictions imposed by Chinese government agencies on business operations in order to control the spread of COVID-19 in the first three quarters of 2023.

Operating costs and expenses

General and administrative expenses for the nine months ended September 30, 2024, which resulted primarily from costs associated with the business advisory services revenue, was $98,152, as compared to $166,810 for the nine months ended September 30, 2023. The decrease in operating expenses is due to less costs associated with Form S1.

Liquidity and Capital Resources

We had $8,205 in cash on hand as of September 30, 2024.

Net cash used in operating activities was $-106 for the nine months ended September 30, 2024, compared to $-22,762 for the nine months ended September 30, 2023. The material decrease in cash used in operating activities during the nine months ended September 30, 2024 was primarily due to less costs associated with Form S1.

Net cash provided by financing activities was $0 for the nine months ended September 30, 2024, compared to $0 for the nine months ended September 30, 2023.

Off-Balance Sheet Arrangements

As of September 30, 2024, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $2,550,022 on September 30, 2024, with an accumulated deficit of $2,607,732 at December 31, 2023. The Company had net income attributable to the Company of $57,710 for the nine months ended September 30, 2024, and net loss attributable to the Company of $61,728 for the nine months ended September 30, 2023. The Company’s ability to continue as a going concern is dependent upon its ability to generate positive cash flow from an operating company, and/or raise capital through equity and debt financing or other means on desirable terms. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to restructure the Company or cease operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of September 30, 2024.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of September 30, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not subjected to nor engaged in any litigation, arbitration or claim of material importance, and no litigation, arbitration or claim of material importance is known to us to be pending or threatened by or against our Company that would have a material adverse effect on our Company’s results of operations or financial condition. Further, there are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to our Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

32.1	Section 1350 Certification of principal executive officer

101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SSHT S&T Group Ltd
Date: November 14, 2024	(Name of Registrant)

	By:	/s/ ZONGHAN WU
Zonghan Wu
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)